Form 10-K/A
period 1998-12-31
SALOMON BR MOR SEC VII INC SERIES 1998-11
filed 1999-12-20
CIK 1071451

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                Amendment No. 1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Salomon Brothers Mortgage Securities VII, Inc. Asset Backed Floating Rate Notes Series 1998-11 established pursuant to an Indenture Agreement among WILSHIRE REIT TRUST SERIES 1998-1 as Issuer and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Master Servicer and Indenture Trustee, pursuant to which the Salomon Brothers Mortgage Securities VII, Inc. Asset Backed Floating Rate Notes Series 1998-11 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

                     a)   Ameriquest Mortgage <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

          (b) On November 9, 1998, and December 4, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          (c) Not applicable.

          (d) Omitted.


<F1>  Filed herewith.

<F2>  Previously filed.

                           SIGNATURE

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

Signed:   Norwest Bank Minnesota, N.A., as Master Servicer

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 15, 1999



Exhibits
Exhibit No.

               99.1 Annual  Independent  Accountants'  Servicing
                    Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

               99.2 Report of Management as to Compliance with
                    Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

               99.3 Annual Statements of Compliance under the
                    Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

               99.4 Aggregate Statement of Principal and Interest
                     Distributions to Certificate Holders. <F2>


<F1>  Filed herewith.

<F2>  Previously filed.